Form 10-Q
period 1995-06-30
STERLING DRILLING FUND 1984-2
filed 1995-08-10
CIK 748859

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1995

                                    or

/ / Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Transition Period Ended ________________________


                     Commission File Number 2-91966-01


                       STERLING DRILLING FUND 1984-2
            (Exact name of registrant as specified in charter)

                                 New York
               (State or other jurisdiction of incorporation)

                                13-3234372
                   (IRS employer identification number)

             One Landmark Square, Stamford, Connecticut  06901
           (Address and Zip Code of principal executive offices)

                              (203) 358-5700

           (Registrant's telephone number, including area code)

                              Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   /X/  No  / /
                             PART I


Item 1.   Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - June 30, 1995 and December 31, 1994.

Statements of Operations for the Six and Three Months Ended June 30, 1995 and 1994.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1995 and 1994.

Statements of Cash Flows for the Six Months Ended June 30, 1995 and
1994.

Note to Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

1.  Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry, as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business.

As of June 30, 1995, the General Partners have distributed $554,528 or 8.60% of original Limited Partner capital contributions to the Limited Partners. The posssible shut-in of the Registrant's wells due to normal maintenance combined with the current level of wellhead prices may have an adverse impact on the cash available for distribution to the Limited Partners.



The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1994 was approximately $144,000.


2.  Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1984 for $5,400,000. Pursuant to the terms of this contract, twenty wells have been drilled, resulting in twenty producing wells.


3.   Results of Operations -

Total operating revenues decreased from $73,494 in 1994 to $62,157 in 1995. The Registrant produced 17,729 MCF and 1,038 Bbls in 1995 and 18,714 MCF and 1,151 BBls in 1994. Oil production declines combined with a minor increase in price per barrel, approxiametly $13.68 per barrel in 1994 to $14,52 per barrel in 1995, resulted in only a very slight change in overall oil reveue The price decrease for gas from $3.07 per Mcf in 1994 to $2.48 in 1995 combuined with lower gas production resulted in lower overall gas revenue. The partnership is currently selling, at spot market prices, to our normal purchasers until the partnership can lock into a contract with a favorable price.

Production expenses decreased from $44,364 in 1994 to $30,291 in 1995. Lower production expenses can be attributed to a milder winter in 1995 and to lower production.

General and administrative expenses have been segregated on the financial statements to show expenses attributable to the affairs and operations of the Registrant payable to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and shall not exceed an annual
amount of 5% of limited partners capital contributed.   Amounts
related to both 1995 and 1994 are substantially less than the amounts allocable to the Reegistrant under the Partnership Agreement. The lower amounts reflect mananagement's effort's to limit costs, both incurred and allocated to the Registrant. Management continutes to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. A downward revision in reserve esitmates due to lower year-end gas prices in 1994 resulted in an additional charge of $200,000. The lower depltion expense in 1995 is due to lower depletable cost basis in oil and gas properties.





                             PART II


Items 1 to 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6 The Partnership was not required to file any reports on Form 8-K during this period.
                       S I G N A T U R E S



Pursuant  to  the requirements of Section 13 or  15  (d)  of  the

Securities Exchange Act of 1934, Registrant has duly caused  this report  to  be signed on its behalf by the undersigned, thereunto duly authorized.







                                  STERLING DRILLING FUND 1984-2

                                  (Registrant)






August 10, 1995                     By:__________________
(Date)                             Charles E. Drimal, Jr.
                                  General Partner

                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                         Balance Sheets
                           (unaudited)
                                     June 30,      December 31,
                                       1995            1994
Assets
Current Assets:
  Cash and cash equivalants      $      2,054         $    3,306
  Due from others                          --                 --
                                   -----------     -------------
      Total current assets              2,054              3,306
                                   -----------     -------------

Oil and Gas properties -
successful efforts method:
  Leasehold costs                     225,680            225,680
  Well and related facilities       5,395,739          5,395,739
   less accummulated
   depreciation,depletion and
   amortization                    (5,430,344)        (5,420,678)
                                   -----------      ------------
                                      191,075            200,741
                                   -----------      -------------
       Total assets              $    193,129       $    204,047
                                   ===========     =============
Liabilities and Partners'
Equity
  Current liabilities:
   Due to affiliates             $      84,431    $      73,950
                                   -----------     ------------
      Total current liabilities         84,431           73,950
                                   -----------     ------------

  Partners' Equity
   Limited partners                    162,253          180,616
   General partners                    (53,555)         (50,519)
                                   -----------     ------------
         Total partners' equity        108,698          130,097
                                   -----------     ------------

         Total liabilities and
          partners' equity       $     193,129    $     204,047
                                   ===========     ============


See accompanying note to financials.




                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Six Months Ending
                                     June 30, 1995

                               Limited     General
                               Partners    Partners         Total
Revenue:
Operating revenue           $     49,104 $    13,053 $     62,157
Interest income                      180          12          192
                                --------    --------    ---------
  Total Revenue                   49,284      13,065       62,349
                                --------    --------    ---------

Costs and Expenses:
Production expense                23,930       6,361       30,291
General and administrative
 to a related party                9,873       2,625       12,498
General and administrative         8,638       2,296       10,934
Depreciation, depletion
 and amortization                  9,086         580        9,666
                                --------    --------    ---------
  Total Costs and Expenses        51,527      11,862       63,389
                                --------    --------    ---------
  Net Income(loss)          $     (2,243) $    1,203 $     (1,040)
                                =========    ========   ==========
Net Income(loss)
    per equity unit         $      (0.35)
                               ==========


See accompanying note to financials.





                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Six Months Ending
                                     June 30, 1994

                               Limited     General
                              Partners     Partners     Total
Revenue:
Operating revenue           $    58,060  $   15,434  $    73,494
Interest income                      97           6          103
                               --------    --------    ---------
  Total Revenue                  58,157      15,440       73,597
                               --------    --------    ---------

Costs and Expenses:
Production expense               35,048       9,316       44,364
General and administrative       12,798       3,402       16,200
 to a related party
General and administrative        7,307       1,942        9,249
Depreciation, depletion
 and amortization                12,088         772       12,860
                               --------     -------    ---------
  Total Costs and Expenses       67,241      15,432       82,673
                               --------     -------    ---------
  Net Income(loss)          $    (9,084)  $       8  $    (9,076)
                               =========    ========    ==========
Net Income(loss)
    per equity unit         $     (1.41)
                               =========




See accompanying note to financials.



                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                  Three Months Ending
                                     June 30, 1995

                               Limited     General
                               Partners    Partners    Total
Revenue:
Operating revenue            $    19,635 $     5,220 $    24,855
Interest income                       64           5          69
                                --------    --------   ---------
  Total Revenue                   19,699       5,225      24,924
                                --------    --------   ---------

Costs and Expenses:
Production expense                12,230       3,251      15,481
General and administrative
 to a related party                4,936       1,313       6,249
General and administrative         5,694       1,513       7,207
Depreciation, depletion
 and amortization                  4,543         290       4,833
                                --------    --------   ---------
  Total Costs and Expenses        27,403       6,367      33,770
                                --------    --------   ---------
  Net Income(loss)           $    (7,704) $   (1,142) $   (8,846)
                                =========    ========   =========
Net Income(loss)
    per equity unit          $     (1.19)
                                =========



See accompanying note to financials.



                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                  Three Months Ending
                                     June 30, 1994

                               Limited     General
                               Partners    Partners    Total
Revenue:
Operating revenue           $     28,765 $     7,647 $       36,412
Interest income                       63           4             67
                                --------    --------    -----------
  Total Revenue                   28,828       7,651         36,479
                                --------    --------    -----------

Costs and Expenses:
Production expense                18,322       4,870         23,192
General and administrative         6,399       1,701          8,100
 to a related party
General and administrative         4,655       1,237          5,892
Depreciation, depletion            6,044         386          6,430
 and amortization
                                --------    --------    -----------
  Total Costs and Expenses        35,420       8,194         43,614
                                --------    --------    -----------
  Net Income(loss)          $     (6,592) $     (543) $      (7,135)
                                ========    ========    ===========
Net Income(loss)
    per equity unit         $      (1.02)
                               ==========



see accompanying note to financials





                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                    Six Months Ended
                                     June 30, 1995


                               Limited      General
                               Partners     Partners    Total

Balance at beginning of
period                      $     180,616  $  (50,519)  $  130,097
  Partners' Contribution               --         --            --
  Cash Distributions              (16,120)     (4,239)     (20,359)
  Net Income(Loss)                 (2,243)     (1,203)      (1,040)
                                 --------    --------    ---------
Balance at end of period          162,253     (53,555)     108,698
                                 ========    ========    =========


                                    Six Months Ended
                                     June 30, 1994

                              Limited       General
                              Partners      Partners     Total

Balance at beginning of
period                      $     426,323  $   (31,398) $  394,925
  Cash Distributions              (16,120)      (4,257)    (20,377)
  Net Income(Loss)                 (9,084)           8      (9,076)
                                 --------     --------   ---------
Balance at end of period          401,119      (35,647)    365,472
                                 ========     ========   =========



See accompanying note to financials.



                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                   Three Months Ended
                                     June 30, 1995


                               Limited      General
                               Partners     Partners     Total

Balance at beginning of
period                      $     186,077 $    (48,174) $   137,903
  Cash Distributions              (16,120)      (4,239)     (20,359)
  Net Income(Loss)                 (7,704)      (1,142)      (8,846)
                                 --------     --------   ----------
Balance at end of period          162,253      (53,555)     108,698
                                 ========     ========   ==========


                                   Three Months Ended
                                     June 30, 1994

                              Limited      General
                              Partners     Partners   Total

Balance at beginning of
period                      $    423,831 $  (30,847)  $    392,984
  Cash Distributions             (16,120)    (4,257)       (20,377)
  Net Income(Loss)                (6,592)      (543)        (7,135)
                               ---------   --------    -----------
Balance at end of period    $    401,119 $  (35,647)  $    365,472
                               =========   ========    ===========




See accompanying note to financials.




                       STERLING DRILLING FUND 1984-2
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Six months      Six months
                                          ended            ended
                                         June 30,        June 30,
                                           1995            1994

Net cash provided by operating       $       19,107  $         6,523
activities
                                       ------------     ------------

Cash flows from financing
activities:
  Partners' contributions                       --              113
  Distribution to partners                  (20,359)         (20,360)
                                       ------------     ------------
Net cash used in financing
activities                                  (20,359)         (20,247)
                                       ------------     ------------

Net increase(decrease) in cash and
  cash equivalents                           (1,252)         (13,724)
Cash and cash equivalents at
  beginning of period                         3,306           16,393
                                       ------------     ------------
Cash and cash equivalents at end of
period                               $        2,054  $         2,669
                                       ============     ============





See accompanying note to financials.






                  STERLING DRILLING FUND 1984-2
                (a New York limited partnership)

                  Note to Financial Statements

                          June 30, 1995



1.    The accompanying statements for the period ending June  30,

1995  are  unaudited  but  reflect all adjustments  necessary  to

present    fairly    the   results   of   operations.     Certain

reclassifications  were  made  to the  prior  periods'  financial statements to conform to the current period presentation.