Form 10-Q
period 1995-09-30
STERLING DRILLING FUND 1984-2
filed 1995-11-13
CIK 748859

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1995

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

Balance Sheets - September 30, 1995 and December 31, 1994.

Statements of Operations for the Nine and Three Months Ended September 30, 1995 and 1994.

Statements of Changes in Partners' Equity for the Nine and Three
Months Ended September 30, 1995 and 1994.

Statements of Cash Flows for the Nine Months Ended September 30, 1995 and 1994.

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

As of September 30, 1995, the General Partners have distributed $554,528 or 8.60% of original Limited Partner capital contributions to the Limited Partners. The possible shut-in of the Registrant's wells due to normal maintenance combined with the current level of wellhead prices may have an adverse impact on the cash available for distribution to the Limited Partners.



The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1994 was approximately $144,000 down from $522,000 in 1993.

The decline in undiscounted future net cash flows for the Partnership properties at December 31, 1994 when compared to December 31, 1993, was caused by a significant decline in prices between these two dates, rather than changes in the estimated future production from the properties. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1994 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.


2.  Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1984 for $5,400,000. Pursuant to the terms of this contract, twenty wells have been drilled, resulting in twenty producing wells.


3.   Results of Operations -

Total operating revenues decreased from $108,120 in 1994 to $87,408 in 1995. The partnership produced 28,138 MCF and 1,703 Bbls in 1994 and 26,617 MCF and 1,388 BBls in 1995. The average price for gas decreased from $2.92 per MCF in 1994 to $2.32 in 1995. The average oil price received increased slightly from $14.73 per bbls in 1994 to $15.93 per bbls in 1995. The lower oil and gas production combined with lower average gas prices resulted in less overall revenue for 1995 when compared to 1994. Some of lower production can be attributed to the gathering system's main line pressure being increased. The higher pressure can cause the partnership's gas to flow less freely. The gathering system and the partnership's operator have been discussing ways to adjust and minimize the effect of the pressure differences. The partnership is currently selling, at spot market prices, to our normal purchasers until the partnership can lock into a contract with a favorable price.

Production expenses decreased from $62,619 in 1994 to $45,023 in 1995. The higher production expenses, in 1994, are attributable to the severe weather extremes of the winter and spring of last year. Some typical examples of additional costs incurred include additional maintenance, location, access road work and other repairs. Most of the production expenses, in 1995, were to maintain the general upkeep of the wells and well sites.


General and administrative expenses have been segregated on the financial statements to show expenses attributable to the affairs and operations of the Registrant payable to PrimeEnergy Management Corporation(PEMC), a General Partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and shall not exceed an annual
amount of 5% of limited partners capital contributed.   Amounts
related to both 1995 and 1994 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's effort's to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. A downward revision in reserve estimates due to lower year-end gas prices in 1994 resulted in an additional charge of $200,000. The lower depletion expense in 1995 is due to lower depletable cost basis in oil and gas properties.


4. Other-

     In, March, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS No. 121)which is effective for the fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, requiring such assets to be reported at the lower of carrying amount or fair value, less selling costs. The statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" by adding an impairment test for proved properties in accordance with SFAS No. 121.

     The Registrant currently performs a "ceiling test" by comparing the total carrying value of oil and gas properties to the total future net cash flows from the estimated production of proved oil and gas properties. The effect of SFAS No. 121, which would change the way this test is performed, is not known at this time.


PART II

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.Item . Exhibits and

Reports on Form 8-K
The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report.



                       S I G N A T U R E S



Pursuant  to  the requirements of Section 13 or  15  (d)  of  the

Securities Exchange Act of 1934, Registrant has duly caused  this report  to  be signed on its behalf by the undersigned, thereunto duly authorized.







                                  STERLING DRILLING FUND 1984-2

                                  (Registrant)






November 13,1995                   By: /s/ Charles E. Drimal, Jr.
(Date)                             ------------------------------
                                  Charles E. Drimal, Jr.
                                  General Partner




                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                         Balance Sheets
                           (unaudited)
                                   September 30,    December 31,
                                       1995             1994
Assets
Current Assets:
  Cash and cash equivalents      $      12,730      $    3,306
                                   -----------      ------------
      Total current assets              12,730           3,306
                                   -----------      ------------

Oil and Gas properties -
successful efforts method:
  Leasehold costs                     225,680          225,680
  Well and related facilities       5,395,739        5,395,739
   less accumulated
   depreciation, depletion and
   amortization                    (5,435,176)      (5,420,678)
                                   -----------      ------------
                                      186,243          200,741
                                   -----------      ------------
       Total assets              $    198,973      $   204,047
                                   ============     ============

Liabilities and Partners'
Equity
  Current liabilities:
   Due to affiliates             $      93,977      $     73,950
                                   -----------      ------------
      Total current liabilities         93,977           73,950
                                   -----------      -----------

  Partners' Equity
   Limited partners                    158,520          180,616
   General partners                    (53,524)         (50,519)
                                   -----------      ------------
         Total partners' equity        104,996          130,097
                                   -----------      ------------

         Total liabilities and
          partners' equity       $     198,973      $   204,047
                                   ===========      ============


See accompanying note to financials.




                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Nine Months Ended
                                   September 30, 1995

                               Limited     General
                               Partners    Partners         Total
Revenue:
Operating revenue           $     68,768      18,280 $     87,048
Interest income                      209          13          222
                                --------    --------    ---------
  Total Revenue                   68,977      18,293       87,270
                                --------    --------    ---------

Costs and Expenses:
Production expense                35,568       9,455       45,023
General and administrative
 to a related party               14,810       3,937       18,747
General and administrative        10,947       2,910       13,857
Depreciation, depletion
 and amortization                 13,628         870       14,498
                                --------    --------    ---------
  Total Costs and Expenses        74,953      17,172       92,125
                                --------    --------    ---------
  Net Income(loss)          $     (5,976)      1,121  $    (4,855)
                                 ========    ========    =========
Net Income(loss)
    per equity unit         $      (0.93)
                                =========


See accompanying note to financials.





                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Nine Months Ended
                                   September 30, 1994

                               Limited     General
                              Partners     Partners       Total
Revenue:
Operating revenue           $    85,415      22,705  $    108,120
Interest income                     128           8           136
                               --------    --------     ---------
  Total Revenue                  85,543      22,713       108,256
                               --------    --------     ---------

Costs and Expenses:
Production expense               49,469      13,150        62,619
General and administrative
 to a related party              19,197       5,103        24,300
General and administrative       10,706       2,846        13,552
Depreciation, depletion
 and amortization                18,133       1,157        19,290
                               --------     -------     ---------
  Total Costs and Expenses       97,505      22,256       119,761
                               --------     -------     ---------
  Net Income(loss)          $   (11,962)        457  $    (11,505)
                               ========    ========     =========
Net Income(loss)
    per equity unit         $     (1.86)
                               ========




See accompanying note to financials.



                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Three Months Ended
                                   September 30, 1995

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    19,664       5,227  $     24,891
Interest income                       29           1            30
                                --------    --------     ---------
  Total Revenue                   19,693       5,228        24,921
                                --------    --------     ---------

Costs and Expenses:
Production expense                11,638       3,094        14,732
General and administrative
 to a related party                4,937       1,312         6,249
General and administrative         2,309         614         2,923
Depreciation, depletion
 and amortization                  4,542         290         4,832
                                --------    --------     ---------
  Total Costs and Expenses        23,426       5,310        28,736
                                --------    --------     ---------
  Net Income(loss)           $    (3,733)        (82)  $    (3,815)
                                ========    ========     =========
Net Income(loss)
    per equity unit          $     (0.58)
                                ========



See accompanying note to financials.



                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Three Months Ended
                                   September 30, 1994

                               Limited     General
                               Partners    Partners      Total
Revenue:
Operating revenue           $     27,355       7.271   $      34,626
Interest income                       31           2              33
                                --------    --------     -----------
  Total Revenue                   27,386       7,273          34,659
                                --------    --------     -----------

Costs and Expenses:
Production expense                14,421       3,834          18,255
General and administrative
 to a related party                6,399       1,701           8,100
General and administrative         3,399         904           4,303
Depreciation, depletion
 and amortization                  6,045         385           6,430
                                --------    --------     -----------
  Total Costs and Expenses        30,264       6,824          37,088
                                --------    --------     -----------
  Net Income(loss)          $     (2,878)        449   $      (2,429)
                                ========    ========     ===========
Net Income(loss)
    per equity unit         $      (0.45)
                               =========



see accompanying note to financials





                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                   Nine Months Ended
                                   September 30, 1995


                               Limited      General
                               Partners     Partners      Total

Balance at beginning of
period                      $     180,616     (50,519)  $   130,097
  Partners' Contribution                0         113           113
  Cash Distributions              (16,120)     (4,239)      (20,359)
  Net Income(Loss)                 (5,976)      1,121        (4,855)
                                 --------    --------     ---------
Balance at end of period    $     158,520     (53,524)  $   104,996
                                 ========    ========     =========


                                   Nine Months Ended
                                   September 30, 1994

                              Limited       General
                              Partners      Partners      Total

Balance at beginning of
period                      $     426,323      (31,398) $    394,925
  Partners' Contribution                0          113           113
  Cash Distributions              (16,120)      (4,257)      (20,377)
  Net Income(Loss)                (11,962)         457       (11,505)
                                 --------     --------     ---------
Balance at end of period    $     398,241      (35,085) $    363,156
                                 ========     ========     =========



See accompanying note to financials.



                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                   Three Months Ended
                                   September 30, 1995


                               Limited      General
                               Partners     Partners        Total

Balance at beginning of
period                      $     162,253     (53,555)   $   108,698
  Partners' Contribution                0         113            113
  Cash Distributions                    0           0              0
  Net Income(Loss)                 (3,733)        (82)        (3,815)
                                 --------     --------      ---------
Balance at end of period    $     158,520     (53,524)   $   104,996
                                 ========     ========      =========


                                   Three Months Ended
                                     June 30, 1994

                              Limited      General
                              Partners     Partners     Total

Balance at beginning of
period                      $    401,119    (35,647)  $   365,472
  Partners' Contribution               0        113           113
  Cash Distributions                   0          0             0
  Net Income(Loss)                (2,878)       449        (2,429)
                               ---------   --------      ---------
Balance at end of period    $    398,241    (35,085)  $   363,156
                               =========   ========      =========




See accompanying note to financials.




                       STERLING DRILLING FUND 1984-2
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Nine months       Nine months
                                           ended             ended
                                       September 30,     September 30,
                                            1995             1994

Net cash provided by operating       $         29,670  $        15,697
activities
                                         ------------     ------------

Cash flows from financing
activities:
  Partners' contributions                         113              113
  Distribution to partners                    (20,359)         (20,377)
                                         ------------     ------------
Net cash used in financing                    (20,246)         (20,264)
activities
                                         ------------     ------------

Net increase(decrease) in cash and
  cash equivalents                              9,424           (4,567)
Cash and cash equivalents at
  beginning of period                           3,306            7,850
                                         ------------     ------------
Cash and cash equivalents at end of
period                               $         12,730  $         3,283
                                         ============     ============





See accompanying note to financials.






                  STERLING DRILLING FUND 1984-2
                (a New York limited partnership)

                  Note to Financial Statements

                       September 30, 1995



1.   The accompanying statements for the period ending September

30, 1995 are unaudited but reflect all adjustments necessary to present fairly the results of operations.  Certain

reclassifications were made to the prior periods' financial

statements to conform to the current period presentation.