Form 10-Q
period 1996-03-31
STERLING DRILLING FUND 1984-2
filed 1996-05-13
CIK 748859

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996

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

Balance Sheets - March 31, 1996 and December 31, 1995.

Statements of Operations for the Three Months Ended March 31, 1996 and
1995.

Statements of Changes in Partners' Equity for the Year Ended December 31, 1995 and for the Three Months Ended March 31, 1996.

Statements of Cash Flows for the Three Months Ended March 31, 1996 and
1995.

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

As of March 31, 1996 the General Partners have distributed $554,528 or 8.60% of original Limited Partner capital contributions to the Limited Partners. The possible shut-in of the Registrant's wells due to normal maintenance combined with the current level of wellhead prices may have an adverse impact on the cash available for distribution to the Limited Partners.



The net proved oil and gas reserves of the Partnership are considered to be an indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1995 was approximately $236,000 a minor increase from $144,000 in 1994.

   The increase in total estimated discounted future net revenue was due in part to higher year end gas prices as of December 31, 1995 when compared to the low gas price in effect as of December 31, 1994. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1995 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.


2.  Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1984 for $5,400,000. Pursuant to the terms of this contract, twenty wells have been drilled, resulting in twenty producing wells.


3.   Results of Operations -

Total operating revenues decreased from $37,302 in 1995 to $27,323 in 1996. The partnership produced 8,972 MCF in 1995 and 8,480 MCF in 1996. The average price for gas decreased from $2.75 per MCF in 1995 to $2.44 per MCF in 1996. The lower gas production combined with lower average gas prices resulted in less overall revenue for 1996 when compared to 1995. During the first quarter 1995 the partnership was paid based upon spot market prices available during a peak usage period. These spot prices were higher during peak usage times of the year but could be significantly lower during off-peak usage times. During the last quarter of 1995, the partnership entered into a twelve month fixed price contract for the purchase of most of its production. This contract price was in effect during the first quarter 1996 and was lower than the 1995 first quarter spot prices.

Production expenses showed a minor increase from $14,810 in 1995 to $15,484 in 1996. This can be attributed to some additional weather related maintenance needed during the 1996 winter season.

General and administrative expenses have been segregated on the financial statements to show expenses attributable to the affairs and operations of the Registrant payable to PrimeEnergy Management Corporation(PEMC), a General Partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and shall not exceed an annual
amount of 5% of limited partners capital contributed.   Amounts
related to both 1996 and 1995 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership did not need any additional adjustment for depreciation, depletion and amortization in 1995 or during the first quarter 1996. The lower depletion expense in 1996 is due to overall lower depletable cost basis in oil and gas properties.




PART II

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6.  Exhibits and Reports on Form 8-K
The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

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






March 13, 1996                By: /s/ Charles E. Drimal, Jr.
(Date)                             ------------------------------
                                  Charles E. Drimal, Jr.
                                  General Partner




                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                         Balance Sheets
                           (unaudited)
                                     March 31,      December 31,
                                       1996             1995
Assets
Current Assets:
  Cash and cash equivalents      $      11,636     $       5,405
                                   -----------      ------------
      Total current assets              11,636             5,405
                                   -----------      ------------

Oil and Gas properties -
successful efforts method:
  Leasehold costs                      225,680          225,680
  Well and related facilities        5,395,739        5,395,739
   less accumulated
   depreciation, depletion and
   amortization                     (5,434,401)      (5,431,779)
                                   -----------      ------------
                                       187,018          189,640
                                   -----------      ------------
       Total assets              $     198,654     $    195,045
                                   ============     ============

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates             $      97,557     $     93,584
                                   -----------      ------------
      Total current liabilities         97,557           93,584
                                   -----------      -----------

  Partners' Equity
   Limited partners                    (53,886)         (54,187)
   General partners                    154,983          155,648
                                   -----------      ------------
         Total partners' equity        101,097          101,461
                                   -----------      ------------

         Total liabilities and
          partners' equity       $     198,654     $    195,045
                                   ===========      ============


See accompanying note to financial statements.




                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Three Months Ended
                                     March 31, 1996

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    21,585       5,738  $     27,323
Interest income                      102           6           108
                                --------    --------     ---------
  Total Revenue                   21,687       5,744        27,431
                                --------    --------     ---------

Costs and Expenses:
Production expense                12,232       3,252        15,484
General and administrative
 to a related party                4,937       1,312         6,249
General and administrative         2,718         722         3,440
Depreciation, depletion
 and amortization                  2,465         157         2,622
                                --------    --------     ---------
  Total Costs and Expenses        22,352       5,443        27,795
                                --------    --------     ---------
  Net Income(loss)           $      (665)        301   $      (364)
                                ========    ========     =========
Net Income(loss)
    per equity unit          $     (0.10)
                                ========



See accompanying note to financial statements.



                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Three Months Ended
                                     March 31, 1995

                               Limited     General
                               Partners    Partners      Total
Revenue:
Operating revenue           $     29,469       7,833  $       37,302
Interest income                      116           7             123
                                --------    --------     -----------
  Total Revenue                   29,585       7,840          37,425
                                --------    --------     -----------

Costs and Expenses:
Production expense                11,700       3,110          14,810
General and administrative
 to a related party                4,937       1,312           6,249
General and administrative         2,944         783           3,727
Depreciation, depletion
 and amortization                  4,543         290           4,833
                                --------    --------     -----------
  Total Costs and Expenses        24,124       5,495          29,619
                                --------    --------     -----------
  Net Income(loss)          $      5,461       2,345  $        7,806
                                ========    ========     ===========
Net Income(loss)
    per equity unit         $       0.85
                               =========



See accompanying note to financial statements.



                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)




                                 Limited      General
                                 Partners     Partners       Total

Balance At December 31, 1994  $    180,616  $    (50,519) $  130,097
  Partners' contributions                0           113         113
  Cash Distributions               (16,120)       (4,239)    (20,359)
  Net Income(Loss)                  (8,848)          458      (8,390)
                                  --------      --------      -------
Balance at December 31, 1995  $    155,648  $    (54,187)  $  101,461
  Net Income(Loss)                    (665)          301         (364)
                                  --------      --------      -------
Balance at March 31, 1996     $    154,983  $    (53,886)  $  101,097
                                  ========      ========      =======




See accompanying note to financial statements.




                       STERLING DRILLING FUND 1984-2
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Three months     Three months
                                        ended March       ended March
                                          31, 1996         31, 1995

Net cash provided by operating
activities                           $         6,231  $          (633)
                                        ------------     ------------

Net increase(decrease) in cash and
  cash equivalents                             6,231             (633)
Cash and cash equivalents at
  beginning of period                          5,405            3,306
                                        ------------     ------------
Cash and cash equivalents at end of
period                               $        11,636  $         2,673
                                        ============     ============





See accompanying note to financial statements.






                  STERLING DRILLING FUND 1984-2
                (a New York limited partnership)

                  Note to Financial Statements

                         March 31, 1996



1.   The accompanying statements for the period ending March 31,

1996 are unaudited but reflect all adjustments necessary to

present fairly the results of operations.  Certain

reclassifications were made to the prior periods' financial

statements to conform to the current period presentation.