Form 10-Q
period 1996-06-30
STERLING DRILLING FUND 1984-2
filed 1996-08-08
CIK 748859

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996

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

Balance Sheets - June 30, 1996 and December 31, 1995.

Statements of Operations for the Six and Three Months Ended June 30, 1996 and 1995.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1996 and 1995.

Statements of Cash Flows for the Six Months Ended June 30, 1996 and
1995.

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

As of June 30, 1996, the General Partners have distributed $570,648 or 8.85% of original Limited Partner capital contributions to the Limited Partners. The possible shut-in of the Registrant's wells due to normal maintenance combined with the current level of wellhead prices may have an adverse impact on the cash available for distribution to the Limited Partners.

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


3.   Results of Operations -

Total operating revenues decreased from $62,157 in 1995 to $53,598 in 1996. The partnership gas and oil production included 1,038 Bbls and 17,729 MCF's in 1995 to 762 Bbls and 16,181 MCF's in 1996. The benefit received from a increase in average oil price per barrel and in average price per MCF , from $15.95 and $2.29 in 1995 to $17.93 and $2.42 in 1996(respectively), was minimized by the oil and gas production declines. The majority of the partnership's gas purchased for the six months of 1996 was under a fixed price sales contract. The price received for the partnership's gas in 1995 was based upon average spot market prices. The average spot price fluctuates based upon peak or non-peak usage periods. Production expenses decreased from $30,291 in 1995 to $18,980 in 1996. Production expenses may be variable in nature, vary with production volumes, or more typically the expenses are for the general upkeep and maintenance of the wells and well sites. The general partner, as operator of the Partnership's wells, discounts fees charged to the Partnership to minimize lifting costs.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership did not need any additional adjustment for depreciation depletion and amortization expense in 1995 or during the first half of 1996. The current depreciation was reasonable based upon the current remaining basis in the Partnership properties.





                             PART II


Items 1 to 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6: Exhibits and reports on Form 8-k
The Partnership was not required to file any reports on Form 8-K during the period covered by this report.

Exhibit 27 - Financial data schedule is attached to the current filling of this report.






                       S I G N A T U R E S



Pursuant  to  the requirements of Section 13 or  15  (d)  of  the

Securities Exchange Act of 1934, Registrant has duly caused  this report  to  be signed on its behalf by the undersigned, thereunto duly authorized.







                                  STERLING DRILLING FUND 1984-2

                                  (Registrant)






August 8, 1996                 By: /S/ Charles E. Drimal Jr.
(Date)                             -------------------------
                                   Charles E. Drimal, Jr.
                                  General Partner





                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                         Balance Sheets
                           (unaudited)
                                     June 30,      December 31,
                                       1996            1995
Assets
Current Assets:
  Cash and cash equivalents      $       2,820     $     5,405
                                   -----------     ------------
      Total current assets               2,820           5,405
                                   -----------     ------------

Oil and Gas properties -
successful efforts method:
  Leasehold costs                      225,680         225,680
  Well and related facilities        5,395,739       5,395,739
   less accumulated
   depreciation, depletion and
   amortization                     (5,437,022)     (5,431,779)
                                   -----------     ------------
                                       184,397         189,640
                                   -----------     ------------
       Total assets              $     187,217     $   195,045
                                   ============    ============
Liabilities and Partners'
Equity
  Current liabilities:
   Due to affiliates             $      98,926    $      93,584
                                   -----------     ------------
      Total current liabilities         98,926          93,584
                                   -----------     -----------

  Partners' Equity
   Limited partners                    144,448         (54,187)
   General partners                    (56,157)        155,648
                                   -----------     ------------
         Total partners' equity         88,291          101,461
                                   -----------     ------------

         Total liabilities and
          partners' equity       $     187,217    $     195,045
                                   ===========     ============


See accompanying note to financial statements.



                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Six Months Ending
                                     June 30, 1996

                               Limited      General
                               Partners     Partners        Total
Revenue:
Operating revenue           $     42,342 $    11,256  $    53,598
Interest income                      173          11          184
                                --------    --------     --------
  Total Revenue                   42,515      11,267       53,782
                                --------    --------     --------

Costs and Expenses:
Production expense                14,994       3,986       18,980
General and administrative
 to a related party                9,873       2,625       12,498
General and administrative         7,800       2,073        9,873
Depreciation, depletion
 and amortization                  4,928         315        5,243
                                --------    --------     --------
  Total Costs and Expenses        37,595       8,999       46,594
                                --------    --------     --------
  Net Income                $      4,920 $     2,268  $     7,188
                                ========    ========     ========
Net Income per equity unit  $        .76
                               =========


See accompanying note to financial statements.





                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Six Months Ending
                                     June 30, 1995

                              Limited      General
                              Partners     Partners         Total
Revenue:
Operating revenue           $    49,104  $    13,053  $    62,157
Interest income                     180           12          192
                               --------     --------     --------
  Total Revenue                  49,284       13,065       62,349
                               --------     --------     --------

Costs and Expenses:
Production expense               23,930        6,361       30,291
General and administrative
 to a related party               9,873        2,625       12,498
General and administrative        8,638        2,296       10,934
Depreciation, depletion
 and amortization                 9,086          580        9,666
                               --------     --------     --------
  Total Costs and Expenses       51,527       11,862       63,389
                               --------     --------     --------
  Net Income(loss)          $    (2,243)  $    1,203  $    (1,040)
                               ========     ========     ========
Net Income(loss)
    per equity unit         $     (0.35)
                               ========




See accompanying note to financial  statements.



                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                  Three Months Ending
                                     June 30, 1996

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    20,757 $     5,518  $     26,275
Interest income                       71           5            76
                                --------    --------     ---------
  Total Revenue                   20,828       5,523        26,351
                                --------    --------     ---------

Costs and Expenses:
Production expense                 2,762         734         3,496
General and administrative
 to a related party                4,936       1,313         6,249
General and administrative         5,082       1,351         6,433
Depreciation, depletion
 and amortization                  2,463         158         2,621
                                --------    --------     ---------
  Total Costs and Expenses        15,243       3,556        18,799
                                --------    --------     ---------
  Net Income                 $     5,585 $     1,967  $      7,552
                                ========    ========     =========
Net Income per equity unit   $       .87
                                ========



See accompanying note to financial  statements.



                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                  Three Months Ending
                                     June 30, 1995

                               Limited      General
                               Partners     Partners    Total
Revenue:
Operating revenue           $     19,635 $     5,220  $      24,855
Interest income                       64           5             69
                                --------    --------      ---------
  Total Revenue                   19,699       5,225         24,924
                                --------    --------      ---------

Costs and Expenses:
Production expense                12,230       3,251         15,481
General and administrative
 to a related party                4,936       1,313          6,249
General and administrative         5,694       1,513          7,207
Depreciation, depletion
 and amortization                  4,543         290          4,833
                                --------    --------      ---------
  Total Costs and Expenses        27,403       6,367         33,770
                                --------    --------      ---------
  Net Income(loss)          $     (7,704) $   (1,142)  $     (8,846)
                                ========    ========      =========
Net Income(loss)
    per equity unit         $      (1.19)
                                ========



See accompanying note to financial statements.





                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                    Six Months Ended
                                     June 30, 1996


                               Limited       General
                               Partners      Partners     Total

Balance at beginning of
period                      $     155,648  $  (54,187)  $   101,461
  Cash Distributions              (16,120)     (4,238)      (20,358)
  Net Income                        4,920       2,268         7,188
                                 --------    --------      --------
Balance at end of period    $     144,448  $  (56,157)  $    88,291
                                 ========    ========      ========


                                    Six Months Ended
                                     June 30, 1995

                            Limited         General
                            Partners        Partners       Total

Balance at beginning of
period                   $       180,616  $    (50,519)  $  130,097
  Cash Distributions             (16,120)       (4,239)     (20,359)
  Net Income(Loss)                (2,243)       (1,203)      (1,040)
                                --------      --------     --------
Balance at end of period $       162,253  $    (53,555) $   108,698
                                ========      ========     ========



See accompanying note to financial statements.



                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                   Three Months Ended
                                     June 30, 1996


                            Limited        General
                            Partners       Partners       Total

Balance at beginning of
period                    $     154,983  $     (53,886)  $  101,097
  Cash Distributions            (16,120)        (4,238)     (20,358)
  Net Income                      5,585          1,967        7,552
                               --------       --------    ---------
Balance at end of period  $     144,448  $     (56,157)  $   88,291
                               ========       ========    =========


                                  Three Months Ended
                                    June 30, 1995

                              Limited       General
                              Partners      Partners    Total

Balance at beginning of
period                      $    186,077 $   (48,174)  $   137,903
  Cash Distributions             (16,120)     (4,239)      (20,359)
  Net Income(Loss)                (7,704)     (1,142)       (8,846)
                                --------    --------     ---------
Balance at end of period    $    162,253 $   (53,555)  $   108,698
                                ========    ========     =========




See accompanying note to financial statements.




                       STERLING DRILLING FUND 1984-2
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Six months      Six months
                                          ended            ended
                                         June 30,        June 30,
                                           1996            1995

Net cash provided by operating
activities                           $       17,773  $        19,107
                                       ------------     ------------

Cash flows from financing
activities:
  Distribution to partners                  (20,358)         (20,359)
                                       ------------     ------------
Net cash used in financing
activities                                  (20,358)         (20,359)
                                       ------------     ------------

Net increase(decrease) in cash and
  cash equivalents                           (2,825)          (1,252)
Cash and cash equivalents at
  beginning of period                         5,405            3,306
                                       ------------     ------------
Cash and cash equivalents at end of
period                               $        2,820  $         2,054
                                       ============     ============





See accompanying note to financial statements.






                  STERLING DRILLING FUND 1984-2
                (a New York limited partnership)

                  Note to Financial Statements

                          June 30, 1996



1.    The accompanying statements for the period ending June  30,

1996  are  unaudited  but  reflect all adjustments  necessary  to present fairly the results of operations.