Form 10-Q
period 1996-09-30
STERLING DRILLING FUND 1984-2
filed 1996-11-12
CIK 748859

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996

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

Balance Sheets - September 30, 1996 and December 31, 1995.

Statements of Operations for the Nine and Three Months Ended September 30, 1996 and 1995.

Statements of Changes in Partners' Equity for the Nine and Three
Months Ended September 30, 1996 and 1995.

Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995.

Note to Financial Statements
Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

1.  Liquidity -
The  oil  and gas industry is intensely competitive  in  all  its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry, as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 1996, the General Partners have distributed $570,648 or 8.85% of original Limited Partner capital contributions to the Limited Partners.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (S.E.C. case) associated with such reserves, discounted at 10%, as of December 31, 1995 was approximately $236,162 as compared to $143,571 from December 31, 1994. The increase in undiscounted future net cash flows for the Partnership properties was caused by higher year end prices in effect at December 31, 1995 compared to lower year end prices as of December 31, 1994. There were no significant changes in the estimated future production from the properties. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1995 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.

2.  Capital Resources -
The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1984 for $5,400,000. Pursuant to the terms of this contract, twenty wells have been drilled, resulting in twenty producing wells.


3.   Results of Operations -
Total operating revenues decreased from $87,408 in 1995 to $77,382 in 1996. The partnership produced 26,617 MCF and 1,388 BBls in 1995 and 24,643 MCF and 1,277 BBls in 1996. The average price for gas remained relatively unchanged from 1995 to 1996. The average oil price received increased slightly from to $15.93 per BBls in 1995 to $17.86 in 1996. The lower oil and gas production resulted in lower overall gas and oil revenue. Some of lower production can be attributed to a main line in the gathering system experiencing a shut in due to maintenance by the gathering system's operator to the line. This resulted in no production for approximately twenty one days in August of 1996 on the wells that feed into this main line. All repairs have been completed and the line is no longer shut in.

Production expenses decreased from $45,023 in 1995 to $27,482 in 1996. Production expenses may be variable in nature, vary with production volumes, or more typically the expenses are for the general upkeep and maintenance of the wells and well sites. The general partner, as operator of the Partnership's wells, may discount fees charged to the Partnership to minimize lifting costs.

General and administrative expenses have been segregated on the financial statements to show expenses attributable to the affairs and operations of the Registrant payable to PrimeEnergy Management Corporation(PEMC), a General Partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and shall not exceed an annual
amount of 5% of limited partners capital contributed.   Amounts
related to both 1996 and 1995 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's effort to limit costs, both incurred and allocated to the Registrant. There were no significant changes in general and administrative costs from 1995 to 1996.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. No additional depreciation, depletion or amortization was needed in 1995 or in the three quarters of 1996. Although the 1996 expense is lower than 1995, the expense recorded is consistent with the current basis of the partnership's properties.

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






November 8,1996                    By: /s/ Charles E. Drimal, Jr.
(Date)                             ------------------------------
                                  Charles E. Drimal, Jr.
                                  General Partner

                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                         Balance Sheets
                                   September 30,    December 31,
                                       1996             1995
                                    (unaudited)      (audited)
Assets
Current Assets:
  Cash and cash equivalents      $       2,149     $     5,405
                                   -----------     ------------
      Total current assets               2,149           5,405
                                    -----------    ------------

Oil and Gas properties -
successful efforts method:
  Leasehold costs                      225,680          225,680
  Well and related facilities        5,401,170        5,395,739
   less accumulated
   depreciation, depletion and
   amortization                     (5,439,870)      (5,431,779)
                                   -----------      ------------
                                       186,980          189,640
                                   -----------      ------------
       Total assets              $     189,129      $   195,045
                                   ============     ============
Liabilities and Partners'
Equity
  Current liabilities:
   Due to affiliates             $      97,913      $    93,584
                                   -----------      ------------
      Total current liabilities         97,913           93,584
                                   -----------      -----------

  Partners' Equity
   Limited partners                    146,253          155,648
   General partners                    (55,037)         (54,187)
                                   -----------      ------------
         Total partners' equity         91,216           101,461
                                   -----------      ------------

         Total liabilities and
          partners' equity       $     189,129      $    195,045
                                   ===========      ============


See accompanying note to financial statements

                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Nine Months Ended
                                   September 30, 1996

                               Limited     General
                               Partners    Partners         Total
Revenue:
Operating revenue           $     61,132      16,250 $     77,382
Interest income                      245          16          261
                                --------    --------    ---------
  Total Revenue                   61,377      16,266       77,643
                                --------    --------    ---------

Costs and Expenses:
Production expense                21,711       5,771       27,482
General and administrative
 to a related party               14,810       3,937       18,747
General and administrative        10,525       2,798       13,323
Depreciation, depletion
 and amortization                  7,606         485        8,091
                                --------    --------    ---------
  Total Costs and Expenses        54,652      12,991       67,643
                                --------    --------    ---------
  Net Income(loss)          $      6,725       3,275 $     10,000
                                ========    ========    =========
Net Income(loss)
    per equity unit         $       1.04
                               =========


See accompanying note to financial statements.

                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Nine Months Ended
                                   September 30, 1995

                               Limited     General
                              Partners     Partners       Total
Revenue:
Operating revenue           $    68,768      18,280  $     87,048
Interest income                     209          13           222
                               --------    --------     ---------
  Total Revenue                  68,977      18,293        87,270
                               --------    --------     ---------

Costs and Expenses:
Production expense               35,568       9,455        45,023
General and administrative
 to a related party              14,810       3,937        18,747
General and administrative       10,947       2,910        13,857
Depreciation, depletion
 and amortization                13,628         870        14,498
                               --------    --------     ---------
  Total Costs and Expenses       74,953      17,172        92,125
                               --------    --------     ---------
  Net Income(loss)          $    (5,976)      1,121  $     (4,855)
                               ========    ========     =========
Net Income(loss)
    per equity unit         $     (0.93)
                              ========



See accompanying note to financial statements.

                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Three Months Ended
                                   September 30, 1996

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    18,790       4,994  $     23,784
Interest income                       72           5            77
                                --------    --------     ---------
  Total Revenue                   18,862       4,999        23,861
                                --------    --------     ---------

Costs and Expenses:
Production expense                 6,717       1,785         8,502
General and administrative         4,937       1,312         6,249
 to a related party
General and administrative         2,725         725         3,450
Depreciation, depletion
 and amortization                  2,678         170         2,848
                                --------    --------     ---------
  Total Costs and Expenses        17,057       3,992        21,049
                                --------    --------     ---------
  Net Income(loss)           $     1,805       1,007  $      2,812
                                ========    ========     =========
Net Income(loss)
    per equity unit          $       .28
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
                                ========



 See accompanying note to financial statements

                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                   Nine Months Ended
                                   September 30, 1996


                               Limited      General
                               Partners     Partners      Total

Balance at beginning of
period                      $     155,648     (54,187)  $   101,461
  Partners' Contribution                0         113           113
  Cash Distributions               (6,725)     (4,238)      (20,358)
  Net Income(Loss)                  6,725       3,275        10,000
                                 --------    --------     ---------
Balance at end of period    $     146,253     (55,037)  $    91,216
                                 ========    ========     =========


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
                                 ========     ========     =========



See accompanying note to financial statements

                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                   Three Months Ended
                                   September 30, 1996


                               Limited      General
                               Partners     Partners        Total

Balance at beginning of
period                      $     144,448       (56,157)   $    88,291
  Partners' Contribution                0           113            113
  Cash Distributions                    0             0              0
  Net Income(Loss)                  1,805         1,007          2,812
                                 --------      --------      ---------
Balance at end of period    $     146,253       (55,037)   $    91,216
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
                                 ========     ========      =========




See accompanying note to financial statements

                       STERLING DRILLING FUND 1984-2
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Nine months       Nine months
                                           ended             ended
                                       September 30,     September 30,
                                            1996             1995

Net cash provided by operating
activities                           $         22,420  $        29,670
                                         ------------     ------------

Cash flows from financing
activities:
  Partners' contributions                         113              113
  Distribution to partners                    (20,358)         (20,359)
                                         ------------     ------------
Net cash used in financing
activities                                    (20,245)         (20,246)
                                         ------------     ------------
Cash flows from investing
activities:
Investment in wells and related
facilities                                     (5,431)               0
                                         ------------      -----------
Net cash used in investing
activities                                     (5,431)               0
                                         ------------      -----------
Net increase(decrease) in cash and
  cash equivalents                             (3,256)           9,424
Cash and cash equivalents at
  beginning of period                           5,405            3,306
                                         ------------     ------------
Cash and cash equivalents at end of
period                               $          2,149  $        12,730
                                         ============     ============




See accompanying note to financial statements

                  STERLING DRILLING FUND 1984-2
                (a New York limited partnership)

                  Note to Financial Statements

                       September 30, 1996



1.   The accompanying statements for the period ending September

30, 1996 are unaudited but reflect all adjustments necessary to present fairly the results of operations.