Form 10-K
period 1996-12-31
STERLING DRILLING FUND 1984-2
filed 1997-03-31
CIK 748859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K
(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from      to

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

     The number of Units of the Registrant outstanding as of March 14, 1997, was: 6,448.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                      STERLING DRILLING FUND 1984-2, L.P.

                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1996

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

     During 1996, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1997, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

     The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 1996, approximately $75,000, or 99%, of the Partnership's gas production was sold to Phoenix Diversified, and about $25,400, or 100%, of the Partnership's oil production was sold to American Rivers Terminal. Neither purchaser has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

     The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1996 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

     As of December 31, 1996, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:
                                                       Gross      Net
                                                       -----     -----
                   Oil Wells .....................         3       2.8
                   Gas Wells .....................        20      16.7

          Producing acres ........................       502       426

------------------------
         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

     The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1996       1995       1994       1993       1992
                                            --------   --------   --------   --------   --------
Production:
       Oil and Condensate (bbl) .........      1,467      1,504      2,303      2,196      2,704
       Gas (Mcf) ........................     31,686     34,105     31,456     40,444     40,550
Average Price of Sales:
       Oil and Condensate ($ per bbl) ...   $  18.31   $  17.98      13.13      16.83      18.06
       Gas ($ per Mcf) ..................   $   2.44   $   2.44       3.19       2.86       2.81
Production Expense per Dollar
       of Operating Revenue .............   $   0.42   $   0.51       0.64       0.44       0.45

OIL AND GAS RESERVES

     The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott and Company for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                               Proved Developed
                 As of                         ----------------
                 12-31              Oil (bbls)                  Gas (Mcf)
                 -----              ----------                  ---------
                 1992                  22,000                     473,000
                 1993                  25,000                     657,000
                 1994                  14,000                     351,000
                 1995                  22,000                     583,000
                 1996                  17,000                     527,000

     The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                             Proved Developed
                                             ----------------
                 As of              Future Net          Present Value of
                 12-31                Revenue          Future Net Revenue
                 -----              ----------         ------------------
                 1992               $  611,000                $371,000
                 1993                1,051,000                 522,000
                 1994                  240,000                 144,000
                 1995                  538,000                 236,000
                 1996                  836,600                 415,000

     Since January 1, 1996, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during 1996 for vote by the holders of Partnership Units.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 14, 1997, there were 514 holders of record of the Units.

     The Units are not regarded as stock and payments or distributions to holders of the Units are not made in the form of dividends. Cash distributions to the holders of Units for 1996 totaled $16,120. Aggregate cash distributions to the holders of the Units as of December 31, 1996, is $570,648.

     The Managing General Partner may purchase Units directly from the unit holders if presented to the Managing General Partner, subject to conditions, including limitations on numbers of Units, and at a price to be fixed by the Managing General Partner in accordance with certain procedures, all as provided for in the Limited Partnership Agreement of the Partnership.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 14, 1997, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 6 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 155 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 48, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of PrimeEnergy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 43, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

     Bennie H. Wallace, Jr., age 44, is a Director and Vice President of Management and has held such positions since May, 1989. He is also Acquisitions Manager for Management, a Vice President of PrimeEnergy, a Director of PrimeEnergy since June, 1993, and is a Vice President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

     Lynne G. Pizor, age 37, has been Controller of Prime Operating Company since January 1992 and Eastern Oil Well Service Company since September, 1990. She also held that position with Management from January 1986 through August, 1994, and PrimeEnergy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

     James F. Gilbert, age 64, has been Secretary of Management since June, 1990, and has been Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership and which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1996, the allocation of general and administrative expenses to the Partnership was $25,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Partnership does not know of any person, entity or group, other than the Managing General Partner and the General Partners as a group (including affiliates) that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 14, 1997, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

                                                           Number
     Name of Beneficial Owner                             of Units    Percent
     ------------------------                             --------    -------
     PrimeEnergy Management Corporation
          One Landmark Square
          Stamford, CT 06901 ........................       8.26
                                                                        533
     General Partners as a Group
          One Landmark Square
          Stamford, CT 06901 ........................        743      11.52


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1996 was paid well operating fees ranging from about $380 to $530 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1996, the Partnership paid an aggregate of $21,167 in such fees and expenses.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1997.

                                       Sterling Drilling Fund 1984-2, L.P.
                                       By:   PrimeEnergy Management Corporation
                                             Managing General Partner



                                       By:   /s/ CHARLES E. DRIMAL, JR.
                                             ----------------------------------
                                             Charles E. Drimal, Jr.
                                             President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 20th day of March, 1997.


/s/ CHARLES E. DRIMAL, JR.       Director and President,
------------------------------   PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.           The Principal Executive Officer




/s/ BEVERLY A. CUMMINGS          Director and Vice President and Treasurer,
------------------------------   PrimeEnergy Management Corporation;
Beverly A. Cummings              The Principal Financial and Accounting Officer




/s/ BENNIE H. WALLACE, JR.       Director, PrimeEnergy Management
------------------------------   Corporation
Bennie H. Wallace, Jr.

                      STERLING DRILLING FUND 1984-2, L.P.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1996 AND 1995

                            TOGETHER WITH REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)

                  Index to Financial Statements and Schedules

                                                                             Page No.
                                                                             --------
Selected Financial Data ....................................................   F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations ..................................................   F-2

Report of Independent Public Accountants ...................................   F-5

Financial Statements:

        Balance Sheets, December 31, 1996 and 1995 .........................   F-6

        Statements of Operations for the Years Ended December 31,
        1996, 1995 and 1994 ................................................   F-7

        Statements of Changes in Partners' Equity for the Years
        Ended December 31, 1996, 1995 and 1994 .............................   F-8

        Statements of Cash Flows for the Years Ended December 31,
        1996, 1995 and 1994 ................................................   F-9

        Notes to Financial Statements ......................................   F-10

Schedules:

        V -      Property and Equipment -
                 Oil and Gas Properties for the Years Ended December 31,
                 1996, 1995 and 1994 .......................................   F-18

        VI -     Accumulated Depreciation, Depletion, and Amortization -
                 Oil and Gas Properties for the Years Ended December 31,
                 1996, 1995 and 1994 .......................................   F-19

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

                                        YEAR ENDED DECEMBER 31, (000'S OMITTED)
                                   ------------------------------------------------
                                    1996      1995       1994       1993      1992
                                   ------    ------     ------     ------    ------
     Revenues ..................   $  105       111        131        158       162
     Net income (loss):
        Limited Partners .......        6        (9)      (229)         7       (21)
        General Partners .......        4       0.5        (15)         7         2
        Per equity unit ........     0.86     (1.37)    (35.61)      1.11     (3.33)
     Total assets ..............      185       195        204        451       487
     Cash distributions:
        Limited Partners .......       16        16         16         16        16
        General Partners .......        4         4          4          4         4
        Limited partners as
        a % of original
        contribution ...........     0.25%     0.25%      0.25%      0.25%     0.25%

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1996, the General Partners have distributed $570,648, or 8.85% of original Limited Partner capital contributions, to the Limited Partners.

     The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1996, was approximately $415,000 as compared to $236,000 as of December 31, 1995. The increase in total estimated discounted future net revenue was due in part to higher year end gas prices as of December 31, 1996, when compared to the gas price in effect as of December 31,

1995. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

     2. Capital Resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent contractor in December, 1984, for $5,400,000. Pursuant to the terms of this contract twenty wells were drilled resulting in twenty producing wells.

     3. Results of operations:

     1996 compared to 1995

     Operating revenue declined from $111,219 in 1995 to $104,668 in 1996. The Partnership experienced a production decline from 34,105 mcf's of gas and 1,504 barrels of oil in 1995 to 31,686 mcf's of gas and 1,467 barrels of oil in 1996. The fluctuations in gas production were partially offset by the unchanged average price per mcf of $2.44 for 1995 and 1996. The average oil price per barrel fluctuated from $17.98 in 1995 to $18.31 in 1996. The combination of favorable pricing for both oil and gas and the stable oil production did help minimize the decline in overall revenue.

     Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

     Production expenses decreased from $56,798 in 1995 to $43,467 in 1996. Most of the production expenses incurred in 1995 and 1996 were of a normal recurring nature to maintain the general upkeep of the wells and well sites. The Partnership did expend funds on additional capitalized well equipment. The operator will determine if additional equipment, for example lift equipment, will have a favorable effect on production. The beneficial effect looked for by the operator is to increase, improve or sustain production on a particular well. General and administrative costs decreased from $51,971 in 1995 to $41,352 in 1996. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership. Management continues to monitor any third party costs and use in-house resources if it will provide efficient and timely services to the Partnership.

     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceeds the undiscounted future net cash flows attributable to the Partnership. No additional revision was needed in 1995 or 1996. The Partnership depreciation showed no change from 1995 to 1996, $11,101 and $11,061, respectively. The depreciation, depletion and amortization expense was consistent with the current basis in the Partnership properties and the rates applied.

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

                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Drilling Fund 1984-2, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1984-2, L.P. (a New York limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1984-2, L.P. as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

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


PUSTORINO, PUGLISI & CO., LLP
New York, New York
January 31, 1997

                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995



                                     Assets
                                     ------

                                                      1996            1995
                                                   ------------    ------------
Current Assets:
  Cash and cash equivalents (Note 2) ...........   $      1,833    $      5,405
                                                   ------------    ------------
    Total Current Assets .......................          1,833           5,405
                                                   ------------    ------------
Oil and Gas Properties - successful efforts
 method (Note 3) - (Schedules V and VI):
 Leasehold costs ...............................        225,680         225,680
 Wells and related facilities ..................      5,401,170       5,395,739
                                                   ------------    ------------
   Total .......................................      5,626,850       5,621,419
Less - Accumulated depreciation, depletion
   and amortization ............................     (5,442,840)     (5,431,779)
                                                   ------------    ------------
                                                        184,010         189,640
                                                   ------------    ------------
Total Assets ...................................   $    185,843    $    195,045
                                                   ============    ============

                       Liabilities and Partners' Equity
                       --------------------------------

Current Liabilities:
 Due to affiliates (Note 6) ....................   $     95,536    $     93,584
                                                   ------------    ------------
   Total Current Liabilities ...................         95,536          93,584
                                                   ------------    ------------
Partners' Equity:
 Limited partners ..............................        145,097         155,648
 General partners ..............................        (54,790)        (54,187)
                                                   ------------    ------------
   Total Partners' Equity ......................         90,307         101,461
                                                   ------------    ------------
Total Liabilities and Partners' Equity .........   $    185,843    $    195,045
                                                   ============    ============


  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         1996                               1995                                1994
                             -------------------------------  -------------------------------    ----------------------------------
                             Limited    General               Limited     General                Limited      General
                             Partners   Partners     Total    Partners    Partners    Total      Partners     Partners      Total
                             --------   --------   --------   --------    --------   --------    ---------    --------    ---------
Revenues:
  Operating revenues .....   $ 82,688   $ 21,980   $104,668   $ 87,863    $ 23,356   $111,219    $ 103,383    $ 27,481    $ 130,864
  Interest and other .....        285         18        303        206          55        261          149           9          158
                             --------   --------   --------   --------    --------   --------    ---------    --------    ---------
  Total Revenues .........     82,973     21,998    104,971     88,069       3,411    111,480      103,532      27,490      131,022
                             --------   --------   --------   --------    --------   --------    ---------    --------    ---------
Costs and Expenses:
  Production expenses ....     34,339      9,128     43,467     44,870      11,928     56,798       66,493      17,675       84,168
  Depreciation,
  depletion and
  amortization ...........     10,397        664     11,061     10,990         111     11,101      228,142      14,562      242,704
  General and
  administrative
  expenses (Note 7) ......     32,668      8,684     41,352     41,057      10,914     51,971       38,484      10,230       48,714
                             --------   --------   --------   --------    --------   --------    ---------    --------    ---------
  Total Expenses .........     77,404     18,476     95,880     96,917      22,953    119,870      333,119      42,467      375,586
                             --------   --------   --------   --------    --------   --------    ---------    --------    ---------
  Net Income (Loss) ......   $  5,569   $  3,522   $  9,091   $ (8,848)   $    458   $ (8,390)   $(229,587)   $(14,977)   $(244,564)
                             ========   ========   ========   ========    ========   ========    =========    ========    =========
Net Income (Loss) Per
  Equity Unit (Note 2)       $   0.86                         $  (1.37)                          $  (35.61)
                             ========                         ========                           =========


  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                     Limited       General
                                     Partners      Partners         Total
                                   -----------    -----------    -----------
Balance at December 31, 1993 ...   $   426,323    $   (31,398)   $   394,925

Partners' contributions ........          --              113            113

Distributions to partners ......       (16,120)        (4,257)       (20,377)

Net (Loss) .....................      (229,587)       (14,977)      (244,564)
                                   -----------    -----------    -----------
Balance at December 31, 1994 ...       180,616        (50,519)       130,097

Partners' contributions ........          --              113            113

Distributions to partners ......       (16,120)        (4,239)       (20,359)

Net Income (Loss) ..............        (8,848)           458         (8,390)
                                   -----------    -----------    -----------
Balance at December 31, 1995 ...       155,648        (54,187)       101,461

Partners' contributions ........          --              113            113

Distributions to partners ......       (16,120)        (4,238)       (20,358)

Net Income .....................         5,569          3,522          9,091
                                   -----------    -----------    -----------
Balance at December 31, 1996 ...   $   145,097    $   (54,790)   $    90,307
                                   ===========    ===========    ===========


  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                        1996        1995        1994
                                                      --------    --------    --------
Cash Flows From Operating Activities:
  Net income (loss) ...............................   $  9,091    $ (8,390)   $(244,564)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Depreciation, depletion and amortization ........     11,061      11,101     242,704
  Changes in Assets and Liabilities:
  (Decrease) increase in due to affiliates ........      1,952      19,634      17,580
                                                      --------    --------    --------
  Net Cash Provided by Operating
   Activities .....................................     22,104      22,345      15,720
                                                      --------    --------    --------
Cash Flows From Investing Activities:
  Equipment purchases .............................     (5,431)       --          --
                                                      --------    --------    --------
  Net Cash (Used) by Investing Activities .........     (5,431)       --          --
                                                      --------    --------    --------
Cash Flows From Financing Activities:
  Partners' contributions .........................        113         113         113
  Distributions to partners .......................    (20,358)    (20,359)    (20,377)
                                                      --------    --------    --------
  Net Cash (Used) in Financing Activities .........    (20,245)    (20,246)    (20,264)
                                                      --------    --------    --------
Net increase (decrease) in cash and cash
  equivalents .....................................     (3,572)      2,099      (4,544)

Cash and cash equivalents, beginning of year ......      5,405       3,306       7,850
                                                      --------    --------    --------
Cash and cash equivalents, end of year ............   $  1,833    $  5,405    $  3,306
                                                      ========    ========    ========


  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(1)  Organization and Capital Contributions:

     Sterling Drilling Fund 1984-2, L.P., was formed on June 26, 1984, for the primary purpose of acquiring, developing and producing oil and gas in the state of West Virginia. The general partners are: PrimeEnergy Management Corporation (PEMC), a wholly owned subsidiary of PrimeEnergy Corporation
     (PEC),, Charles E. Drimal, Jr., Oliver J. Sterling and Samuel R. Campbell. Six thousand four hundred forty-eight limited partnership units, (6,448), were sold at $1,000 per unit aggregating total limited partner capital contributions of $6,448,000. The general partners' contributions amounted to $350,169. Partnership operations commenced on December 28, 1984.

(2)  Summary of Significant Accounting Policies:

     Revenue Recognition:

     The Partnership recognizes operating revenues, consisting of sales of oil and gas production, in the month of sale. Uncollected revenue is accrued based on known facts and trends of the relevant oil and gas properties on a monthly basis.

     Basis of Accounting:

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

     Oil and Gas Producing Activities:

     The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling. Accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These capitalized costs are amortized on a property by property basis by the unit-of-production method based upon the ratio of production to proved oil and gas reserves. Additional depreciation, depletion and amortization is recorded to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. (See Note 4)

                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



(2)  Summary of Significant Accounting Policies - (Cont'd)

     Federal Income Taxes:

     As federal income taxes are the liability of the individual partners, the accompanying financial statements do not include any provision for federal income taxes. (See Note 8)

     Limited Partners' Income (Loss) Per Equity Unit:

     The limited partners' income (loss) per equity unit is computed on the 6,448 limited partner equity units.

     Cash and Cash Equivalents:

     For purposes of the statements of cash flows the Partnership considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

     Use of Estimates:

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

     Recently Issued Accounting Standards:

     The Partnership has implemented the provisions of FAS Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The implementation of this standard has had no material effect on the financial statements.

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

                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



(3)  Oil and Gas Properties - (Cont'd)

     The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1996, 1995 and 1994:


                                                    1996     1995     1994
                                                   ------   ------   ------
     Average sales price per MCF of gas ........   $ 2.44   $ 2.44   $ 3.19
     Average sales price per BBL of oil
     and other liquids .........................    18.31    17.98    13.13
     Production expense per dollar of
     operating revenue .........................     0.42     0.51     0.64

(4)  Quantities of Oil and Gas Reserves:

     The amount of proved reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 1997. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1996, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States.

                                                             (Unaudited)
                                                       ------------------------
                                                       GAS (MCF)      OIL (BBL)
                                                       ----------    ----------
     Reserves as of December 31, 1993 ..............      657,351        25,314
     Revisions of previous estimates ...............     (275,232)       (8,656)
     Production ....................................      (31,456)       (2,303)
                                                       ----------    ----------
     Reserves as of December 31, 1994 ..............      350,663        14,355
     Revisions of previous estimates ...............      266,612         9,239
     Production ....................................      (34,105)       (1,504)
                                                       ----------    ----------
     Reserves as of December 31, 1995 ..............      583,170        22,090
                                                       ----------    ----------
     Revisions of previous estimates ...............      (24,272)       (3,545)
     Production ....................................      (31,686)       (1,467)
                                                       ----------    ----------
     Reserves as of December 31, 1996 ..............      527,212        17,078
                                                       ==========    ==========

                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



(4)  Quantities of Oil and Gas Reserves - (Cont'd)

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

     As discussed in Note 2, the Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no an additional provision for 1996 and 1995, however, there was a provision of $200,000 in 1994. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income and equity would not have been reduced by any additional amounts.

                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



(5)  Allocation of Partnership Revenues, Costs and Expenses:

     Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:


                                                           Limited     General
                                                           Partners    Partners
                                                           --------    --------
     Participation in Costs:
      Sales commissions and dealer manager fees ........        100%         -%
      Offering costs other than $75,000
      paid by the Partnership and the
      Sterling Drilling Fund 1984-2, L.P. ..............       --           100
      Management fee ...................................        100        --
      Lease acquisition costs ..........................         94           6
      Drilling and completion costs ....................         94           6
      General and administrative expenses ..............         79          21
      Production operator's fee ........................         79          21
      Operating expenses ...............................         79          21
      All other costs ..................................         94           6

     Participation in Revenues:
      Sale of production ...............................         79          21
      Sale of properties ...............................         94           6
      Sale of equipment ................................         94           6
      All other revenues ...............................         94           6

(6)  Transactions With Affiliates:

     (a) The due to affiliates at December 31, 1996 and 1995 represents general and administrative and certain other expenses incurred on behalf of the Partnership by either PEC or its subsidiaries, and amounts due for production operator's fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

     (b)  As manager of the Partnership's properties, Prime Operating Company
          (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $380 for each producing gas well and $530 for each producing oil or combination gas and oil well, based on the Partnership's percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Consumer Price Index published by the U.S. Department of Labor over the year in which production began. During 1996, 1995 and 1994, $7,519, $28,243 and $39,648 of production operator's fees were incurred, respectively.

                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(6)  Transactions With Affiliates - (Cont'd)

     (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 6% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 1996, $27,243 was due from certain general partners for such costs.

     (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the year ending December 31, 1996 for which it was billed $13,648.

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

     During 1996, 1995 and 1994, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $25,000, $35,000 and $32,400, respectively.

                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



(8)  Federal Income Taxes:

     The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income
     (loss) reported in the accompanying financial statements:

                                               Year Ended December 31,
                                         --------------------------------------
                                            1996          1995          1994
                                         ----------    ----------    ----------
     Net income (loss) as
      reported on the
      Partnership's federal
      income tax return ...............  $   19,066    $    2,711    $   (1,859)

     Depreciation, depletion and
      amortization for income
      tax purposes in excess
      of (less than) financial
      reporting amount ................      (9,975)      (11,101)     (242,705)
                                         ----------    ----------    ----------
     Net income (loss) per
      accompanying financial
      statements ......................  $    9,091    $   (8,390)   $  244,564
                                         ==========    ==========    ==========

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

                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



(9)  Major Customers:

     A schedule of the major purchases of the Partnership's production is as follows:


       Purchaser                               1996       1995       1994
       ---------                             --------   --------   --------
     CNG .................................   $   --     $ 14,452   $ 75,901
     Phoenix Diversified .................   $ 75,144   $ 65,479   $ 22,247
     American River Terminals ............   $ 25,414   $ 27,779   $ 28,790


     The Partnership renewed its gas purchase contract in December, 1996 resulting in a fixed price for one year.

                                                                     SCHEDULE V


                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)

                PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                     Balance at                                               Balance
                                     Beginning     Additions                    Other         at End
                                      of Year       at Cost     Retirements     Changes       of Year
                                    -----------   -----------   -----------   -----------   -----------
Year Ended December 31, 1996:
-----------------------------

Leasehold costs .................   $   225,680   $      --     $      --     $      --     $   225,680
Wells and related facilities ....     5,395,739         5,431          --            --       5,401,170
                                    -----------   -----------   -----------   -----------   -----------
                                    $ 5,621,419   $     5,431   $      --     $      --     $ 5,626,850
                                    ===========   ===========   ===========   ===========   ===========

Year ended December 31, 1995:
-----------------------------

Leasehold costs .................   $   225,680   $      --     $      --     $      --     $   225,680
Wells and related facilities ....     5,395,739          --            --            --       5,395,739
                                    -----------   -----------   -----------   -----------   -----------
                                    $ 5,621,419   $      --     $      --     $      --     $ 5,621,419
                                    ===========   ===========   ===========   ===========   ===========

Year Ended December 31, 1994:
-----------------------------

Leasehold costs .................   $   225,680   $      --     $      --     $      --     $   225,680
Wells and related facilities ....     5,395,739          --            --            --       5,395,739
                                    -----------   -----------   -----------   -----------   -----------
                                    $ 5,621,419   $      --     $      --     $      --     $ 5,621,419
                                    ===========   ===========   ===========   ===========   ===========

                                                                    SCHEDULE VI


                      STERLING DRILLING FUND 1984-2, L.P.
                        (a New York limited partnership)

 ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                    Balance at     Charges to                                 Balance
                                     Beginning     Costs and                    Other         at End
                                      of Year       Expenses    Retirements     Changes       of Year
                                    -----------   -----------   -----------   -----------   -----------
Year Ended December 31, 1996:
-----------------------------
Wells and related facilities ....   $ 5,223,933   $    10,021   $      --     $      --     $ 5,233,954
Leasehold costs .................       207,846         1,040          --            --         208,886
                                    -----------   -----------   -----------   -----------   -----------
                                    $ 5,431,778   $    11,061   $      --     $      --     $ 5,442,840
                                    ===========   ===========   ===========   ===========   ===========

Year ended December 31, 1995:
-----------------------------
Wells and related facilities ....   $ 5,213,876   $    10,057   $      --     $      --     $ 5,223,933
Leasehold costs .................       206,802         1,044          --            --         207,846
                                    -----------   -----------   -----------   -----------   -----------
                                    $ 5,420,678   $    11,101   $      --     $      --     $ 5,431,779
                                    ===========   ===========   ===========   ===========   ===========

Year Ended December 31, 1994:
-----------------------------
Wells and related facilities ....   $ 4,973,184   $   240,692   $      --     $      --     $ 5,213,876
Leasehold costs .................       204,790         2,012          --            --         206,802
                                    -----------   -----------   -----------   -----------   -----------
                                    $ 5,177,974   $   242,704   $      --     $      --     $ 5,420,678
                                    ===========   ===========   ===========   ===========   ===========

                               INDEX TO EXHIBITS



                                                                            Sequentially
Exhibit                                                                       Numbered
Number                            Exhibit                                       Page
------                            -------                                   ------------

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