Form 10-Q
period 1997-03-31
STERLING DRILLING FUND 1984-2
filed 1997-05-14
CIK 748859

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997

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

Balance Sheets - March 31, 1997 and December 31, 1996.

Statements of Operations for the Three Months Ended March 31, 1997 and
1996.

Statements of Changes in Partners' Equity for the year ended December 31, 1996 and for the Three Months Ended March 31, 1997.

Statements of Cash Flows for the Three Months Ended March 31, 1997 and
1996.

Note to Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

1.  Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry, as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of March 31, 1997 the General partners have distributed $570,648 or 8.85% of original Limited Partner capital contributions, to the Limited partners.

     The net proved oil and gas reserves of the partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues(S.E.C. case) associated with such reserves, discounted
at 10% as of December 31, 1996 was approximately  $415,000   as
compared to $236,162 as of December 31, 1995. The increase in total estimated discounted future net revenue was due in part to higher year end gas prices as of December 31, 1996 compared to
the gas price  in effect as of December 31, 1995.   Overall
reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the partnership's financial results and future liquidity

2.  Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1984 for $5,400,000. Pursuant to the terms of this contract, twenty wells have been drilled, resulting in twenty producing wells.


3.   Results of Operations -

Total operating revenues increased from $27,323 in 1996 to
$35,513 in 1997. The partnership produced   8,480 MCF in 1996 and
7,222 MCF in 1997. The average price for gas increased significantly from $2.44 per average MCF in 1996 to $2.85 per average MCF in 1997. The overall revenue increase was also helped by a higher average price per barrel in 1997 than in 1996, from $16.21 to $21.50. Production expenses decreased slightly.
The costs were $15,484 in 1996 and $13,853 in 1997.   The
partnership did not have any major repair costs occur in the first quarter 1997. The majority of the costs in both years were for the general upkeep of the well and well site. The general partner, as operator of the partnership's wells, discounts fees charged to the Partnership to minimize lifting costs.

All general and administrative costs remained stable with no significant variances to report. The amount of general and administrative expenses associated with a related party for both 1997 and 1996 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership did not need any additional adjustment for depreciation, depletion and amortization in 1996 or during the first quarter 1997. The Partnership did expend additional funds on additional capitalized costs. The operator will determine if additional equipment, for example lift equipment, will have a favorable benefit on production. The beneficial effect looked for by the operator is to increase, improve or sustain production on a particular well. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.



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






May 14, 1997                  By: /s/ Charles E. Drimal, Jr.
(Date)                             ------------------------------
                                  Charles E. Drimal, Jr.
                                  General Partner




                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                         Balance Sheets
                           (unaudited)
                                     March 31,      December 31,
                                       1997             1996
Assets
Current Assets:
  Cash and cash equivalents      $      23,345      $     1,833
                                   -----------      ------------
      Total current assets              23,345            1,833
                                   -----------      ------------

Oil and Gas properties -
successful efforts method:
  Leasehold costs                      225,680          225,680
  Well and related facilities        5,402,537        5,401,170
   less accumulated
   depreciation, depletion and
   amortization                     (5,445,468)      (5,442,840)
                                   -----------      ------------
                                       182,749          184,010
                                   -----------      ------------
       Total assets              $     206,094    $     185,843
                                   ============     ============
Liabilities and Partners'
Equity
  Current liabilities:
   Due to affiliates             $      93,756     $     95,536
                                   -----------      ------------
      Total current liabilities
                                        93,756           95,536
                                   -----------      -----------

  Partners' Equity
   Limited partners                    152,329          145,097
   General partners                    (39,991)         (54,790)
                                   -----------      ------------
         Total partners'
          equity                       112,338           90,307
                                   -----------      ------------

         Total liabilities and
          partners' equity       $     206,094     $     85,843
                                   ===========      ============


See accompanying note to financial statements.




                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Three Months Ended
                                     March 31, 1997

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    28,055       7,458  $     35,513
Interest income                       93           6            99
                                --------    --------     ---------
  Total Revenue                   28,148       7,464        35,612
                                --------    --------     ---------

Costs and Expenses:
Production expense                10,944       2,909        13,853
General and administrative
 to a related party                4,937       1,312         6,249
General and administrative         2,565         682         3,247

Depreciation, depletion
 and amortization                  2,470         158         2,628
                                --------    --------     ---------
  Total Costs and Expenses        20,916       5,061        25,977
                                --------    --------     ---------
  Net Income                 $     7,232       2,403  $      9,635
                                ========    ========     =========
Net Income per equity unit   $      1.21
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






                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)




                                 Limited      General
                                 Partners     Partners       Total

Balance at December 31, 1995  $    155,648  $    (54,187)  $   101,461
  Partners' contributions                0           113           113
  Cash Distributions               (16,120)       (4,238)      (20,358)
  Net Income                         5,569         3,522         9,091
                                  --------      --------      --------
Balance at December 31, 1996  $    145,097  $    (54,790)  $    90,307
  Partners' contributions                0        12,396        12,396
  Net Income                         7,232         2,403         9,635
                                  --------      --------      --------
Balance at March 31, 1997     $    152,329  $    (39,991)  $   112,338
                                  ========      ========      ========




See accompanying note to financial statements.




                       STERLING DRILLING FUND 1984-2
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Three months     Three months
                                        ended March       ended March
                                          31, 1997         31, 1996

Net cash provided by operating
activities                           $        10,493  $          6,231
                                         -----------      ------------
Cash Flows From Financing
Activities:
   Partner's Contributions                    12,396                 0
                                         -----------      ------------
Net cash from financing activities            12,396                 0

Cash Flows From Investing
Activities:
   Equipment Purchase                         (1,367)                0
                                         -----------      ------------
Net cash from  investing activities           (1,367)                0

Net increase(decrease) in cash and
  cash equivalents                            21,512             6,231
Cash and cash equivalents at
  beginning of period                          1,833             5,405
                                         -----------      ------------
Cash and cash equivalents at end of
period                               $        23,345  $         11,636
                                         ===========      ============





See accompanying note to financial statements.






                  STERLING DRILLING FUND 1984-2
                (a New York limited partnership)

                  Note to Financial Statements

                         March 31, 1997



1. The accompanying statements for the period ending March 31, 1997 are unaudited but reflect all adjustments necessary to present fairly the results of operations.