Form 10-Q
period 1997-06-30
STERLING DRILLING FUND 1984-2
filed 1997-08-13
CIK 748859

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1997

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

Balance Sheets - June 30, 1997 and December 31, 1996.

Statements of Operations for the Six and Three Months Ended  June
30, 1997 and 1996.

Statements of Changes in Partners' Equity for the Six  and  Three
Months Ended June 30, 1997 and 1996.

Statements of Cash Flows for the Six Months Ended June  30,  1997
and 1996.

Note to Financial Statements


Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

1.  Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry, as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 1997, the General Partners have distributed $586,768 or 9.10% of original Limited Partner capital contributions to the Limited Partners.

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


3.   Results of Operations -

Total operating revenues increased from $53,598 in 1996 to $70,415 in 1997. The Partnership gas and oil production included 762 Bbls and 16,181 MCF's in 1996 and 1,069 Bbls and 16,067
MCF's in 1997. The Partnership was able to sell its oil and gas at a higher average rate per barrel and rate per MCF , from $17.93 and $2.42 in 1996 to $18.73 and $3.06 in 1997
(respectively). The combination of stable production and increased prices for both gas and oil sold resulted in increases in overall gas and oil revenue. Production expenses increased from $18,980 in 1996 to $25,825 in 1997. Production expenses may be variable in nature, vary with production volumes, or more typically the expenses are for the general upkeep and maintenance of the wells and well sites. This year some of the wells or well sites required additional repair and labor costs in order to maintain the current production levels. Also, the general partner, as operator of the Partnership's wells, may discount fees charged to the Partnership to minimize lifting costs.

General and administrative expenses have been segregated on the financial statements to show expenses attributable to the affairs and operations of the Registrant payable to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and shall not exceed an annual amount of 5% of limited partners' capital contributed. Amounts related to both 1997 and 1996 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Management continues its efforts to lower third party costs and use in-house resources to provide efficient and timely services to the Partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership did not need any additional adjustment for depreciation, depletion and amortization expense in 1996 or during the first half of 1997. The current depreciation expense was reasonable based upon the remaining basis in the Partnership properties.


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






August 13, 1997                     By: /S/ Charles E. Drimal Jr.
(Date)                             -------------------------
                                   Charles E. Drimal, Jr.
                                  General Partner

                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                         Balance Sheets

                                     June 30,      December 31,
                                       1997            1996
                                   (unaudited)       (audited)

Assets
Current Assets:
  Cash and cash equivalents      $        8,308           1,833
                                    -----------     ------------
      Total current assets                8,308           1,833
                                    -----------     ------------

Oil and Gas properties -
successful efforts method:
  Leasehold costs                      225,680         225,680
  Well and related facilities        5,402,537       5,401,170
   less accumulated
   depreciation, depletion and
   amortization                     (5,448,095)     (5,442,840)
                                   -----------     ------------
                                       180,122         184,010
                                   -----------     ------------
       Total assets              $     188,430         185,843
                                   ============    ============
Liabilities and Partners'
Equity
  Current liabilities:
   Due to affiliates             $      88,632          95,536
                                   -----------     ------------
      Total current liabilities         88,632          95,536
                                   -----------     -----------

  Partners' Equity
   Limited partners                    140,977         145,097
   General partners                    (41,179)        (54,790)
                                   -----------     ------------
         Total partners' equity         99,798          90,307
                                   -----------     ------------

         Total liabilities and
          partners' equity       $     188,430         185,843
                                   ===========     ============



See accompanying note to financial statements.

                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Six Months Ending
                                     June 30, 1997

                               Limited      General
                               Partners     Partners        Total
Revenue:
Operating revenue           $     55,628      14,787       70,415
Interest income                      239          15          254
                                --------    --------     --------
  Total Revenue                   55,867      14,802       70,669
                                --------    --------     --------

Costs and Expenses:
Production expense                20,402       5,423       25,825
General and administrative
 to a related party                9,873       2,625       12,498
General and administrative         8,652       2,300       10,952
Depreciation, depletion
 and amortization                  4,940         315        5,255
                                --------    --------     --------
  Total Costs and Expenses        43,867      10,663       54,530
                                --------    --------     --------
  Net Income                $     12,000       4,139       16,139
                                ========    ========     ========
Net Income per equity unit  $       1.86
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

                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                  Three Months Ending
                                     June 30, 1997

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue            $    27,573       7,329        34,902
Interest income                      146           9           155
                                --------    --------     ---------
  Total Revenue                   27,719       7,338        35,057
                                --------    --------     ---------

Costs and Expenses:
Production expense                 9,458       2,514        11,972
General and administrative
 to a related party                4,936       1,313         6,249
General and administrative         6,087       1,618         7,705
Depreciation, depletion
 and amortization                  2,470         157         2,627
                                --------    --------     ---------
  Total Costs and Expenses        22,951       5,602        28,553
                                --------    --------     ---------
  Net Income                 $     4,768       1,736         6,504
                                ========    ========     =========
Net Income per equity unit   $       .74
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

                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                    Six Months Ended
                                     June 30, 1997


                               Limited       General
                               Partners      Partners     Total

Balance at beginning of
period                      $     145,097     (54,790)  $    90,307
  Partners' Contribution                0      13,701        13,701
  Cash Distributions              (16,120)     (4,229)      (20,349)
  Net Income                       12,000       4,139        16,139
                                 --------    --------      --------
Balance at end of period    $     140,977     (41,179)  $    99,798
                                 ========    ========      ========


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

                  STERLING DRILLING FUND 1984-2
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                   Three Months Ended
                                     June 30, 1997


                                  Limited      General
                                  Partners     Partners     Total

Balance at beginning of period $    152,329 $    (39,991) $    112,338
  Partners' Contribution                  0        1,305         1,305
  Cash Distributions                (16,120)      (4,229)      (20,349)
  Net Income                          4,768        1,736         6,504
                                   --------     --------     ---------
Balance at end of period       $    140,977      (41,179)       99,798
                                   ========     ========     =========


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

                       STERLING DRILLING FUND 1984-2
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Six months      Six months
                                          ended            ended
                                         June 30,        June 30,
                                           1997            1996

Net cash provided by operating
activities                           $       14,490  $        17,773
                                       ------------     ------------

Cash flows from financing
activities:
  Partner's Contribution                     13,701               0
  Distribution to partners                  (20,349)        (20,358)
                                       ------------     ------------
Net cash used in financing
activities                                   (6,648)        (20,358)
                                       ------------     ------------

Net increase(decrease) in cash and
  cash equivalents                            6,475          (2,825)
Cash and cash equivalents at
  beginning of period                         1,833            5,405
                                       ------------     ------------
Cash and cash equivalents at end of
period                               $        8,308  $         2,820
                                       ============     ============




See accompanying note to financial statements.

                  STERLING DRILLING FUND 1984-2
                (a New York limited partnership)

                  Note to Financial Statements

                          June 30, 1997



1.    The accompanying statements for the period ending June  30,

1997  are  unaudited  but  reflect all adjustments  necessary  to present fairly the results of operations.